Form 10-Q
period 1995-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1995-11-14
CIK 842785

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1995

                                         OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                     COMMISSION FILE NUMBER  33-19721-01


                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                  76-0261809
(STATE OR OTHER JURISDICTION OF ORGANIZATION)          (I.R.S. EMPLOYER
                                                      IDENTIFICATION NO.)

                        16825 NORTHCHASE DRIVE, SUITE 400
                             HOUSTON, TEXAS 77060
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (713)874-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                    NONE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----      -----

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.

                                    INDEX

PART I.    FINANCIAL INFORMATION                                           PAGE

   ITEM 1.    FINANCIAL STATEMENTS

     Balance Sheets

       - September 30, 1995 and December 31, 1994                             3

     Statements of Operations

       - Three month and nine month periods ended September 30, 1995
          and 1994                                                            4

     Statements of Cash Flows

       - Nine month periods ended September 30, 1995 and 1994                 5

     Notes to Financial Statements                                            6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            8

PART II.    OTHER INFORMATION                                                10

SIGNATURES                                                                   11

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.

                                BALANCE SHEETS

                                                      SEPTEMBER 30,        DECEMBER 31,
                                                          1995                 1994
                                                      -------------        ------------
                                                       (Unaudited)
ASSETS:

Current Assets:
  Cash and cash equivalents                            $     1,126         $     1,090
  Nonoperating interests income receivable                   6,769               5,021
                                                       -----------         -----------
    Total Current Assets                                     7,895               6,111
                                                       -----------         -----------
Nonoperating interests in oil and gas
  properties, using full cost accounting                 1,658,036           1,653,140
Less-Accumulated amortization                           (1,333,397)         (1,249,461)
                                                       -----------         -----------
                                                           324,639             403,679
                                                       -----------         -----------
                                                       $   332,534         $   409,790
                                                       -----------         -----------
                                                       -----------         -----------

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
  Accounts payable and accrued liabilities             $     1,159          $      965
  Payable related to property capital costs                 25,158              27,132
                                                       -----------         -----------
    Total Current Liabilities                               26,317              28,097
                                                       -----------         -----------
Partners' Capital                                          306,217             381,693
                                                       -----------         -----------
                                                       $   332,534          $  409,790
                                                       -----------         -----------
                                                       -----------         -----------

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                 --------------------     --------------------
                                                  1995         1994         1995        1994
                                                 -------     --------     --------     -------
REVENUES:
  Income from nonoperating interests             $12,897      $20,665     $ 40,892     $74,155
  Interest income                                     16           10           36          20
                                                 -------     --------     --------     -------
                                                  12,913       20,675       40,928      74,175
                                                 -------     --------     --------     -------
COSTS AND EXPENSES:
  Amortization                                    17,477       11,108       83,936      36,266
  General and administrative                       4,808        4,135       10,432      14,831
                                                 -------     --------     --------     -------
                                                  22,285       15,243       94,368      51,097
                                                 -------     --------     --------     -------
NET INCOME (LOSS)                                $(9,372)     $ 5,432     $(53,440)    $23,078
                                                 -------     --------     --------     -------
                                                 -------     --------     --------     -------
Limited Partners' net income (loss)
  per unit                                       $  (.50)     $   .29     $  (2.85)    $  1.23
                                                 -------     --------     --------     -------
                                                 -------     --------     --------     -------

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.

                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       -----------------------------
                                                                          1995               1994
                                                                       ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss)                                                         $(53,440)           $ 23,078
  Adjustments to reconcile income (loss) to
    net cash provided by operations:
    Amortization                                                          83,936              36,266
    Change in assets and liabilities:
     (Increase) decrease in nonoperating interests income receivable      (1,748)            (11,539)
     Increase (decrease) in accounts payable
       and accrued liabilities                                               194              20,985
                                                                        --------            --------
         Net cash provided by (used in) operating activities              28,942              68,790
                                                                        --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to nonoperating interests in oil and gas properties           (6,299)            (28,167)
  Proceeds from sale of nonoperating interests
    in oil and gas properties                                              1,403               7,594
  Payable related to property capital costs                               (1,974)                 --
                                                                        --------            --------
         Net cash provided by (used in) investing activities              (6,870)            (20,573)
                                                                        --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                                         (22,036)            (48,197)
                                                                        --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          36                  20
                                                                        --------            --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,090               1,050
                                                                        --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,126           $   1,070
                                                                        --------            --------
                                                                        --------            --------

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(1)  GENERAL INFORMATION -

     The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1994 which has been taken from the audited financial statements at that date.
 The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

     Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., a Texas limited partnership (the Partnership), was formed on September 14, 1988, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 190 limited partners made total capital contributions of $1,874,876.

     Nonoperating interests acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

     Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent.

(3)  SIGNIFICANT ACCOUNTING POLICIES -

NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

     For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                (UNAUDITED)

     The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

(4)  RELATED-PARTY TRANSACTIONS -

     An affiliate of the Special General Partner, as Dealer Manager, received $46,872 for managing and overseeing the offering of the limited partnership units. A one-time management fee of $46,872 was paid to Swift for services performed for the Partnership.

     Effective September 14, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-1, Ltd. (Operating Partnership), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5)  CONCENTRATION OF CREDIT RISK -

     The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the partnership generally does not require collateral or other security to support customer receivables.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Partnership is formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed the acquisition of nonoperating interests in producing oil and gas properties, expending all of the limited partners' net commitments available for property acquisitions.

     Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties. The Managing General Partner expects funds derived from net profits interests to be distributed to the partners.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1995 (current quarter) when compared to the quarter ended September 30, 1994 (corresponding quarter), and for the nine months ended September 30, 1995 (current period), when compared to the nine months ended September 30, 1994 (corresponding period).

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Income from nonoperating interests decreased 38 percent in the third quarter of 1995 when compared to the same quarter in 1994. Oil and gas sales declined $9,066 or 26 percent in the current quarter of 1995 when compared to the corresponding quarter in 1994, primarily due to decreased gas prices. A decline in gas prices of 22 percent or $.42/MCF had a significant impact on partnership performance. Also, current quarter oil production declined 25 percent when compared to third quarter 1994 production volumes further contributing to decreased revenues.

     Associated amortization expense decreased 3 percent or $324.

     The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $6,693 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Income from nonoperating interests decreased 45 percent in the current period when compared to the corresponding period in 1994. Oil and gas sales decreased $41,826 or 34 percent in the first nine months of 1995 over the corresponding period in 1994. A decline in the current period gas prices of 31 percent in or $.66/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 12 percent and 13 percent, respectively, when compared to the corresponding period in 1994, further contributing to decreased income. Increased oil prices of 3 percent or $.45/BBL partially offset the revenue declines.

     Associated amortization expense decreased a slight 2 percent or $891.

     The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $48,561 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

     During 1995, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
                         PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

                                    -NONE-

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SWIFT ENERGY MANAGED PENSION
                                            ASSETS PARTNERSHIP 1988-1, LTD.
                                            (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:  November 13, 1995               By:  /s/ John R. Alden
     -----------------------                ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:  November 13, 1995               By:  /s/ Alton D. Heckaman, Jr.
     -----------------------                ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer