Form 10-K405
period 1995-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1996-03-28
CIK 842785

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-K

       [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                  OR
       [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM               TO


                    COMMISSION FILE NUMBER  33-19721-01


                     SWIFT ENERGY MANAGED PENSION
                    ASSETS PARTNERSHIP 1988-1, LTD.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                 CERTIFICATE OF LIMITED PARTNERSHIP)

         TEXAS                                         76-0261809
(State of Organization)                            (I.R.S. Employer
                                                  Identification No.)


                    16825 Northchase Dr., Suite 400
                        Houston, Texas 77060
                           (713) 874-2700
        (Address and telephone number of principal executive offices)


         Securities registered pursuant to Section 12(b) of the Act:
                                 None

         Securities registered pursuant to Section 12(g) of the Act:
                    18,748.76 Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__    No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Registrant does not have an aggregate market value for its Limited Partnership Interests.

                    Documents Incorporated by Reference

DOCUMENT                                             INCORPORATED AS TO

    Registration Statement No. 33-19721                Items 1 and III
     on Form S-1

                            TABLE OF CONTENTS

                         Form 10-K Annual Report
                  For the Period Ended December 31, 1995

                      SWIFT ENERGY MANAGED PENSION
                     ASSETS PARTNERSHIP 1988-1, LTD.


ITEM NO.                          PART I                              PAGE
--------                          ------                              ----
   1              Business                                            I-1
   2              Properties                                          I-5
   3              Legal Proceedings                                   I-7
   4              Submission of Matters to a Vote of
                    Security Holders                                  I-7


                                  PART II
                                  -------

   5              Market Price of and Distributions on the
                    Registrant's Units and Related Limited
                    Partner Matters                                   II-1
   6              Selected Financial Data                             II-2
   7              Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     II-2
   8              Financial Statements and Supplementary Data         II-3
   9              Disagreements on Accounting and Financial
                    Disclosure                                        II-3


                                  PART III
                                  --------

  10              Directors and Executive Officers of the
                    Registrant                                       III-1
  11              Executive Compensation                             III-2
  12              Security Ownership of Certain Beneficial
                    Owners and Management                            III-2
  13              Certain Relationships and Related Transactions     III-2


                                  PART IV
                                  -------

  14               Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                          IV-1


                                  OTHER
                                  -----

                   Signatures

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                   PART I


ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF PARTNERSHIP

         Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., a Texas limited partnership (the "Partnership" or the "Registrant"), is a partnership formed under a public serial limited partnership offering denominated Swift Energy Managed Pension Assets Fund II (Registration Statement No. 33-19721 on Form S-1, originally declared effective April 22, 1988 and amended effective May 3, 1988 [the "Registration Statement"]). The Partnership was formed effective September 14, 1988 under a Limited Partnership Agreement dated September 13, 1988. The initial 190 limited partners made capital contributions of $1,874,876.

         The Partnership is principally engaged in the business of acquiring nonoperating interests (I.E., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1995, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (I.E., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below.
 The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

         The Partnership's business and affairs are conducted by its Managing General Partner, Swift Energy Company, a Texas corporation ("Swift"). The Partnership's Special General Partner, VJM Partners, Ltd. ("VJM"), a Texas limited partnership, consults with and advises Swift as to certain financial matters.

         The general manner in which the Partnership acquires nonoperating interests and otherwise conducts its business is described in detail in the Registration Statement under "Proposed Activities," which is incorporated herein by reference. The following is intended only as a summary of the Partnership's manner of doing business and specific activities to date.

MANNER OF ACQUIRING NONOPERATING INTERESTS IN PROPERTIES; NET PROFITS AND OVERRIDING ROYALTY INTEREST AGREEMENT

         The nonoperating interests owned by the Registrant have typically been acquired pursuant to a Net Profits and Overriding Royalty Interest Agreement dated September 14, 1988 (the "NP/OR Agreement") between the Registrant and Swift Energy Income Partners 1988-1, Ltd. (the "Operating Partnership"). The Operating Partnership is a Texas limited partnership that is also managed by Swift and VJM. The Operating Partnership was formed to acquire and develop producing oil and gas properties.

         Under the NP/OR Agreement, the Registrant and the Operating Partnership have, in effect, combined their funds to acquire producing properties. Using funds committed to the NP/OR Agreement by both partnerships, the Operating Partnership acquires producing properties, then promptly conveys nonoperating interests therein to the Registrant. The Operating Partnership retains a working interest in each such property, and is responsible for the production of oil and gas therefrom. For the sake of legal and administrative convenience, producing properties are usually acquired from the third party sellers by Swift, which then conveys a working interest in each such property to the Operating Partnership. The Registrant initially committed $1,610,215 and the Operating Partnership initially committed $1,694,818 for acquisitions under the NP/OR Agreement. The Operating Partnership is obligated under the NP/OR Agreement to convey to the Registrant a 49% fixed net profits interest and a variable overriding royalty interest in specified depths of all producing properties acquired under the NP/OR Agreement.

         Under the NP/OR Agreement, the Operating Partnership is required to convey to the Registrant, and the Registrant is required to purchase, nonoperating interests in all producing properties acquired by the Operating Partnership, except that:

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                 1. properties anticipated to require significant development operations and nonoperating interests offered to the Operating Partnership by third parties may be purchased by the Operating Partnership outside the NP/OR Agreement, without participation by the Registrant;

                 2. during a specified one-year period, the Registrant is entitled to reduce the amount originally committed by it to purchases under the NP/OR Agreement and to redirect such funds to the purchase of nonoperating interests from sources other than the Operating Partnership; and

                 3. the Registrant's funds will be released from the NP/OR Agreement if they are not completely spent by the Operating Partnership within a specified period, or if there is a prior withdrawal of funds by the Operating Partnership to purchase properties anticipated to require significant development.

         Purchases of nonoperating interests by the Registrant using withdrawn or released funds may be made from the Managing General Partner and its affiliates, other partnerships affiliated with the Operating Partnership (possibly through the Registrant's entry into a new NP/OR Agreement), or from unaffiliated third parties. During 1988, the Registrant withdrew a portion of its funds originally committed to the NP/OR Agreement in order to purchase certain nonoperating interests directly from Northwind Exploration Company.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1995 the Operating Partnership had conveyed to the Registrant a 49% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; I.E., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

         The Operating Partnership has also conveyed to the Registrant under the NP/OR Agreement an overriding royalty interests in each property acquired thereunder. An overriding royalty interest is a fractional interest in the gross production (or the gross proceeds therefrom) of oil and gas from a property, free of any exploration, development, operation or maintenance expenses. Under the NP/OR Agreement, the overriding royalty interest burdens the portions of each producing property that were evaluated at the date of acquisition not to contain proved reserves.

COMPETITION, MARKETS AND REGULATIONS

         COMPETITION

         The oil and gas industry is highly competitive in all its phases. The Partnership encounters strong competition from many other oil and gas producers, many of which possess substantial financial resources, in acquiring economically desirable Producing Properties.

         MARKETS

         The amounts of and price obtainable for oil and gas production from Partnership Properties will be affected by market factors beyond the control of the Partnership. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net Revenues from Partnership Properties.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

         From time to time, there may exist a surplus of natural gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that the Partnerships may produce and sell while such oversupply exists. In recent years, initial steps have been taken to provide additional gas transportation lines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

         REGULATIONS

         ENVIRONMENTAL REGULATION

         The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by Operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to the Partnership of compliance with existing and future environmental regulations cannot be predicted. However, the Managing Partner does not believe that the Partnership is affected in a significantly different manner by these regulations than are its competitors in the oil and gas industry.

         FEDERAL REGULATION OF NATURAL GAS

         The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from Partnership Properties. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

         PRICE CONTROLS - Prior to January 1, 1993, the sale of natural gas production was subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the Natural Gas Wellhead Decontrol Act of 1989, however, all price regulation under the NGPA and Natural Gas Act rate, certificate and abandonment requirements were phased out effective as of January 1, 1993.

         FERC ORDERS

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties,
(ii) establish a basis for release and reallocation of firm upstream pipeline capacity, and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas had been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 altered this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis (open access transportation"), so that producers and other shippers can sell natural gas directly to end-users.
FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

         It is not anticipated that the marketability of and price obtainable for natural gas production from Partnership Properties will be significantly affected by FERC Order No. 500. Gas produced from Partnership Properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

         STATE REGULATIONS

         Production of any oil and gas from Partnership Properties will be affected to some degree by state regulations. Many states in which the Partnership will operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

         FEDERAL LEASES

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

EMPLOYEES

         The Partnership has no employees. Swift, however, has a staff of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1995, Swift had 176 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

ITEM 2.  NONOPERATING INTERESTS IN PROPERTIES

         As of December 31, 1995, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

PRINCIPAL OIL AND GAS PRODUCING PROPERTIES

         The Partnership's fields are highly diversified in 7 states none of which equals or exceeds 15 percent of the total Partnership value.

TITLE TO PROPERTIES

         Title to substantially all significant producing properties in which the Partnership owns nonoperating interests has been examined. In addition to the nonoperating interests owned by the Partnership, the properties are subject to royalty, overriding royalty and other interests customary in the industry. The Managing General Partner does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use in the operation of the business of the Partnership.

PRODUCTION AND SALES PRICE

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas.

                                        NET PRODUCTION
                                  ----------------------------
                                     FOR THE YEARS ENDED
                                         DECEMBER 31,
                                  ----------------------------
                                   1995       1994       1993
                                  ------     ------     ------
Net Volumes (Equivalent MCFs)     62,287     71,749     85,573

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                  $0.76      $1.16      $1.00

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

NET PROVED OIL AND GAS RESERVES

         Presented below are the estimates of the Partnership's nonoperating interests in proved reserves as of December 31, 1995, 1994 and 1993. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                   DECEMBER 31,
                              -------------------------------------------------------
                                    1995               1994               1993
                              ----------------    ---------------    ----------------
                                       NATURAL            NATURAL             NATURAL
                                OIL      GAS       OIL      GAS       OIL       GAS
                              -------  -------    ------  -------    ------   -------
                               (BBLS)   (MMCF)    (BBLS)   (MMCF)    (BBLS)    (MMCF)
PROVED DEVELOPED
   RESERVES AT END OF YEAR     21,243     362     24,191     457     22,588     661
                               ------     ---     ------     ---     ------     ---
                               ------     ---     ------     ---     ------     ---
PROVED RESERVES
   Balance at beginning
     of year                   26,362     458     29,247     677     28,656     723

   Extensions, discoveries
     and other additions           --      --         --      --        470      23

   Revisions of previous
     estimates                 (2,588)    (32)       419    (138)     2,496       3

   Sales of minerals in
     place                         --      --     (1,093)    (23)        (6)     (1)

   Production                  (1,828)    (52)    (2,211)    (58)    (2,369)    (71)
                               ------     ---     ------     ---     ------     ---

   Balance at end of year      21,946     374     26,362     458     29,247     677
                               ------     ---     ------     ---     ------     ---
                               ------     ---     ------     ---     ------     ---

         Revisions of previous quantity estimates are related to upward or downward variations based on current engineering information for production rates, volumetrics and reservoir pressure. Additionally, changes in quantity estimates are the result of the increase or decrease in crude oil and natural gas prices at each year end which have the effect of adding or reducing proved reserves on marginal properties due to economic limitations.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

         The following table summarizes by acquisition the Registrant's reserves and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1995:

                                         RESERVES
                                    DECEMBER 31, 1995
                                    -----------------
                                             NATURAL       WELLS
                                     OIL       GAS    --------------
ACQUISITION            STATE(S)     (BBLS)   (MMCF)   GROSS     NET
-----------          -----------    ------   -------  -----    -----
Union Drilling       WV                 --     111     122     3.453
Potter               AR, LA, MS,
                     NM, OK, TX     20,235     207     187     2.622
Mega, Northwind      TX              1,685      33       7     0.021
Anderson, Samedan
  Oil, Strebor Oil
  & Lake Ronel Oil   TX                 26      23       6     0.038
                                    ------     ---     ---     -----
                                    21,946     374     322     6.134
                                    ------     ---     ---     -----
                                    ------     ---     ---     -----

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ from those above, audited by H. J. Gruy and Associates, Inc., an independent petroleum consulting firm. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and, as a general rule, reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1995 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1995 and the date of this report.

         Future prices received for the sale of the Partnership's products may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not aware of any material pending legal proceedings to which it is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                   PART II

ITEM 5.  MARKET PRICE OF AND DISTRIBUTIONS ON THE REGISTRANT'S
         UNITS AND RELATED LIMITED PARTNER MATTERS

MARKET INFORMATION

         Units in the Partnership were initially sold at a price of $100 per Unit. Units are not traded on any exchange and there is no established public trading market for the Units. Swift is aware of negotiated transfers of Units between unrelated parties; however, these transfers have been limited and sporadic. Due to the nature of these transactions, Swift has no verifiable information regarding prices at which Units have been transferred.

HOLDERS

         As of December 31, 1995, there were 190 Limited Partners holding Units in the Partnership.

DISTRIBUTIONS

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1994 and 1995, the Partnership distributed a total of $53,500 and $26,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1996, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.
   The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1995, 1994, 1993, 1992 and 1991, should be read in conjunction with the financial statements included in Item 8:

                        1995        1994         1993          1992          1991
                     --------     --------     --------     ---------     ---------
Revenues             $ 49,123     $ 85,478     $ 84,611     $ 113,252     $ 171,820
Income (Loss)        $(57,577)    $(17,007)    $ 12,601     $(198,901)    $(268,942)
Total Assets         $320,975     $409,790     $460,508     $ 538,403     $ 831,443
Cash Distributions   $ 29,823     $ 60,650     $ 89,320     $  92,341     $ 186,164

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring nonoperating interests in producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from nonoperating interests in oil and gas properties. This source of liquidity and the related results of operations will decline in future periods as the oil and gas produced from these properties also declines.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 43 percent in 1995 over 1994. Oil and gas sales decreased 31 percent in 1995 vs. 1994. Production volumes decreased 13 percent due to a 12 percent gas production decrease and a 17 percent oil production decline. Since the Partnership's reserves are 74 percent gas, the decrease in gas production, due to accelerated production declines on mature wells, had a major impact on partnership performance. A decline in the 1995 gas prices of 27 percent or $.54/MCF further contributed to the Partnership's decreased revenues.

         Associated amortization expense decreased 8 percent in 1995 when compared to 1994.

         Income from nonoperating interests remained virtually unchanged in 1994 over 1993. Oil and gas sales decreased 13 percent in 1994 vs. 1993. Production volumes decreased 16 percent due to an 18 percent gas production decrease and a 7 percent oil production decline. Since the partnership's reserves are 74 percent gas, the decrease in gas production, due to accelerated production declines on mature wells and production curtailments due to declining prices, had a major impact on partnership performance. The Partnership experienced a decline in oil prices of 6 percent or $.88/BBL further contributing to the decreased revenues. An increase in gas prices of 4 percent or $.07/MCF compared to 1993 partially offset the production declines.

         Associated amortization expense decreased 12 percent in 1994 when compared to 1993.

         The Partnership recorded an additional provision in amortization in 1995 and 1994 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

         During 1996, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1995. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1996, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14(a) for index to financial statements.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 15, 1996 regarding the directors and executive officers of Swift.

                                      POSITION(S) WITH
     NAME             AGE         SWIFT AND OTHER COMPANIES
     ----             ---         -------------------------
                              DIRECTORS
                              ---------

A. Earl Swift            62         President, Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift          67         Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans          64         Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard Corporation, Elco Industries, and
                                    Old Second Bancorp

Raymond O. Loen          71         Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery      60         Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.      47         Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow        68         Director of Swift

                              EXECUTIVE OFFICERS
                              ------------------

Terry E. Swift           40         Executive Vice President, Chief
                                    Operating Officer

John R. Alden            50         Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent         48         Senior Vice President - Funds Management

James M. Kitterman       51         Senior Vice President - Operations

Alton D. Heckaman, Jr.   38         Vice President - Finance and Controller

                                     III-1

         SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

         From time to time, Swift as Managing General Partner of the Partnership purchases Units in the Partnership from investors who offer the Units pursuant to their right of presentment, which purchases are made pursuant to terms set out in the Partnership's original Limited Partnership Agreement. Due to the frequency and large number of these transactions, Swift reports these transactions under Section 16 of the Securities Exchange Act of 1934 on an annual rather than a monthly basis. In some cases such annual reporting may constitute a late filing of the required Section 16 reports under the applicable Section 16 rules.

ITEM 11.  EXECUTIVE COMPENSATION

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers. The executive officers of Swift and VJM are not compensated by the Partnership.

         Certain fees and allowances contemplated by the Limited Partnership Agreement have been paid by the Partnership to Swift and VJM. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No single limited partner is known to the Partnership to be the beneficial owner of more than five percent of the Partnership's Units.

         Swift and VJM are not aware of any arrangement, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions are described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

         Summarized below are the principal transactions that have occurred between the Partnership, on one hand, and Swift, VJM and their affiliates, on the other.

CERTAIN TRANSACTIONS WITH GENERAL PARTNERS

         1. As described in Item 1, "Business," above, during 1988 the Partnership entered into an NP/OR Agreement with the Operating Partnership, which is also managed by Swift and VJM. Pursuant to such NP/OR Agreement, the Operating Partnership acquired the oil and gas properties described under
Item 2 above and conveyed nonoperating interests therein to the Partnership.

         2. Swift acts as operator for many of the wells in which the Partnership has nonoperating interests and has received compensation for such activities in accordance with standard industry operating agreements.

         3. The Partnership paid to Swift and VJM certain fees as contemplated by the Limited Partnership Agreement. See Note (4) in Notes To Financial Statements (Related-Party Transactions) for further discussion.


                                     III-2

         SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a(1)    FINANCIAL STATEMENTS                               PAGE NO.
                 --------------------                               --------

                 Report of Independent Public Accountants             IV-2

                 Balance Sheets as of December 31, 1995 and 1994      IV-3

                 Statements of Operations for the years ended
                   December 31, 1995, 1994 and 1993                   IV-4

                 Statements of Partners' Capital for the years
                   ended December 31, 1995, 1994 and 1993             IV-5

                 Statements of Cash Flows for the years ended
                   December 31, 1995, 1994 and 1993                   IV-6

                 Notes to Financial Statements                        IV-7

         a(2)    FINANCIAL STATEMENT SCHEDULES
                 -----------------------------

                 All schedules required by the SEC are either inapplicable or the required information is included in the Financial Statements, the Notes thereto, or in other information included elsewhere in this report.

         a(3)    EXHIBITS
                 --------

         3.1 Limited Partnership Agreement of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., dated September 13, 1988. (Form 10-K for year ended December 31, 1988, Exhibit 3.1).

         3.2 Certificate of Limited Partnership of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., as filed September 14, 1988, with the Texas Secretary of State. (Form 10-K for year ended December 31, 1988, Exhibit 3.2).

         10.1 Net Profits and Overriding Royalty Interest Agreement between Swift Energy Managed Pension Assets Partnership 1988-1, Ltd. and Swift Energy Income Partners 1988-1, Ltd. dated September 14, 1988. (Form 10-K for year ended December 31, 1988, Exhibit 10.1).

         99.1 A copy of the following section of the Prospectus dated April 22, 1988, contained in Pre-Effective Amendment No. 1 to Registration Statement No. 33-19721 on Form S-1 for Swift Energy Managed Pension Assets Partnership II, as filed on April 21, 1988, which have been incorporated herein by reference: "Proposed Activities" (pp 38 - 48) and "Conflicts of Interest" (pp. 65 - 73). (Form 10-K for year ended December 31, 1989, Exhibit 28.1).

         b(1)    REPORTS ON FORM 8-K
                 -------------------

                 No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report to security holders covering the Partnership's 1995 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1988-1, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., (a Texas limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP


Houston, Texas
February 19, 1996

                        SWIFT ENERGY MANAGED PENSION
                      ASSETS PARTNERSHIP 1988-1, LTD.
                              BALANCE SHEETS
                         DECEMBER 31, 1995 AND 1994

                                                      1995            1994
                                                   -----------    -----------
     ASSETS:

     Current Assets:
       Cash and cash equivalents                   $     1,153    $     1,090
       Nonoperating interests income receivable          1,954          5,021
                                                   -----------    -----------
         Total Current Assets                            3,107          6,111
                                                   -----------    -----------
     Nonoperating interests in oil and gas
      properties, using full cost accounting         1,660,375      1,653,140
     Less-Accumulated amortization                  (1,342,507)    (1,249,461)
                                                   -----------    -----------
                                                       317,868        403,679
                                                   -----------    -----------
                                                   $   320,975    $   409,790
                                                   -----------    -----------
                                                   -----------    -----------

     LIABILITIES AND PARTNERS' CAPITAL:

     Current Liabilities:
       Accounts payable and accrued liabilities    $        --    $       965
       Payable related to property capital costs        26,682         27,132
                                                   -----------    -----------
         Total Current Liabilities                      26,682         28,097
                                                   -----------    -----------

     Partners' Capital                                 294,293        381,693
                                                   -----------    -----------
                                                   $   320,975    $   409,790
                                                   -----------    -----------
                                                   -----------    -----------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
                           STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995        1994       1993
                                             --------    --------    -------
REVENUES:
   Income from nonoperating interests        $ 49,060    $ 85,438    $84,498
   Interest income                                 63          40        113
                                             --------    --------    -------
                                               49,123      85,478     84,611
                                             --------    --------    -------

COSTS AND EXPENSES:
   Amortization                                93,046      84,760     54,597
   General and administrative                  13,654      17,725     17,413
                                             --------    --------    -------
                                              106,700     102,485     72,010
                                             --------    --------    -------

INCOME (LOSS)                                $(57,577)   $(17,007)   $12,601
                                             --------    --------    -------
                                             --------    --------    -------


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
                       STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               LIMITED     GENERAL    COMBINING
                               PARTNERS    PARTNERS   ADJUSTMENT    TOTAL
                               --------    --------   ----------   --------
Balance,
  December 31, 1992            $470,051    $ 21,093    $ 44,925    $536,069

Income (Loss)                    10,920       5,639      (3,958)     12,601

Cash Distributions              (75,900)    (13,420)         --     (89,320)
                               --------    --------    --------    --------
Balance,
  December 31, 1993             405,071      13,312      40,967     459,350
                               --------    --------    --------    --------

Income (Loss)                   (11,481)      5,494     (11,020)    (17,007)

Cash Distributions              (53,500)     (7,150)         --     (60,650)
                               --------    --------    --------    --------
Balance,
  December 31, 1994             340,090      11,656      29,947     381,693
                               --------    --------    --------    --------

Income (Loss)                   (51,972)      2,120      (7,725)    (57,577)

Cash Distributions              (26,200)     (3,623)         --     (29,823)
                               --------    --------    --------    --------
Balance,
  December 31, 1995            $261,918    $ 10,153    $ 22,222    $294,293
                               --------    --------    --------    --------
                               --------    --------    --------    --------

Limited Partners' net income (loss)
 per unit

  1993                         $    .58
                               --------
                               --------
  1994                         $   (.61)
                               --------
                               --------
  1995                         $  (2.77)
                               --------
                               --------


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        SWIFT ENERGY MANAGED PENSION
                       ASSETS PARTNERSHIP 1988-1, LTD.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        1995        1994        1993
                                                      --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss)                                       $(57,577)   $(17,007)   $ 12,601
  Adjustments to reconcile income (loss) to
   net cash provided by operations:
    Amortization                                        93,046      84,760      54,597
    Change in assets and liabilities:
      (Increase) decrease in nonoperating
       interests income receivable                       3,067      (2,768)     33,980
      Increase (decrease) in accounts payable
       and accrued liabilities                            (965)       (193)     (1,176)
                                                      --------    --------    --------
        Net cash provided by (used in) operating
         activities                                     37,571      64,792     100,002
                                                      --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to nonoperating interests in oil
   and gas properties                                   (8,626)    (38,095)    (14,394)
  Proceeds from sales of nonoperating interests
   in oil and gas properties                             1,391       6,861       3,722
  Increase (decrease) in payable related to
   property capital costs                                 (450)     27,132          --
                                                      --------    --------    --------
        Net cash provided by (used in) investing
         activities                                     (7,685)     (4,102)    (10,672)
                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                       (29,823)    (60,650)    (89,320)
                                                      --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        63          40          10
                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           1,090       1,050       1,040
                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $  1,153    $  1,090    $  1,050
                                                      --------    --------    --------
                                                      --------    --------    --------


               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                         NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

         Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., a Texas limited partnership (the Partnership), was formed on September 14, 1988, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Partners, Ltd. ("VJM"), a Texas limited partnership, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The Managing General Partner is required to contribute up to 1/99th of limited partner net contributions. The 190 limited partners made total capital contributions of $1,874,876.

         Nonoperating interests acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the Managing General Partner. Organization and syndication costs were borne solely by the limited partners.

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners.
After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1989, the cash distribution rate (as defined in the Partnership Agreement) exceeded
17.5 percent and thus, in 1990, the continuing costs and revenues were shared 85 percent by the limited partners, and 15 percent by the general partners. During 1990, the cash distribution rate fell below 17.5 percent and thus, beginning in 1991, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout had not occurred as of December 31, 1995.

(2) SIGNIFICANT ACCOUNTING POLICIES -

USE OF ESTIMATES -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES -

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas properties. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

         The Partnership computes the provision for amortization of nonoperating interests in oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of nonoperating interests in oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves attributable to the Partnership's nonoperating interests at the beginning of the period.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The calculation of the "ceiling limitation" and the provision for amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.
 Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

STATEMENTS OF CASH FLOWS -

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) ACQUISITION OF NONOPERATING INTERESTS IN OIL AND GAS PROPERTY COSTS -

         Effective September 14, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement (NP/OR Agreement) with Swift Energy Income Partners 1988-1, Ltd. (Operating Partnership), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1995, 1994 and 1993, the Partnership acquired nonoperating interests in producing oil and gas properties for $8,626, $38,095 and $14,394, respectively.

         During 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $48,561 and $36,457, respectively. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995 and 1994 resulting in valuation allowances of $43,227 and $28,827, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to general and limited partners.

(4) RELATED-PARTY TRANSACTIONS -

         An affiliate of the Special General Partner, as Dealer Manager, received $46,872 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $46,872 was paid Swift in 1988 for services performed for the Partnership. During 1995, 1994 and 1993 the Partnership paid Swift $4,911, $7,888 and $8,252, respectively, as general and administrative overhead allowances.

(5) FEDERAL INCOME TAXES -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1995, 1994 and 1993 was $21,423, $36,113 and $56,166, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         For federal income tax purposes, amortization with respect to oil and gas is computed separately by the partners and not by the Partnership. Since the amount of amortization on nonoperating interests in oil and gas properties is not computed at the Partnership level, amortization is not included in the Partnership's income for federal income tax purposes but is charged directly to the partners' capital accounts to the extent of the cost of the nonoperating interests in oil and gas properties, and thus is treated as a separate item on the partners' Schedule K-1. Amortization for federal income tax purposes may vary from that computed for financial reporting purposes in cases where a ceiling adjustment is recorded, as such amount is not recognized for tax purposes.

(6) VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS -

         The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

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


                                       SWIFT ENERGY MANAGED PENSION
                                       ASSETS PARTNERSHIP 1988-1, LTD.
                                       (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 15, 1996              By:  s/b A. Earl Swift
         -----------------------            ----------------------------------
                                            A. Earl Swift
                                            President

Date:      March 15, 1996              By:  s/b John R. Alden
         -----------------------            ----------------------------------
                                            John R. Alden
                                            Principal Financial Officer

Date:      March 15, 1996              By:  s/b Alton D. Heckaman, Jr.
         -----------------------            ----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       SWIFT ENERGY MANAGED PENSION
                                       ASSETS PARTNERSHIP 1988-1, LTD.
                                       (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 15, 1996              By:  s/b A. Earl Swift
         -----------------------            -----------------------------------
                                            A. Earl Swift
                                            Director and Principal
                                            Executive Officer

Date:      March 15, 1996              By:  s/b Virgil N. Swift
         -----------------------            -----------------------------------
                                            Virgil N. Swift
                                            Director and Executive
                                            Vice President - Business
                                            Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Date:      March 15, 1996              By:  s/b G. Robert Evans
         -----------------------            -----------------------------------
                                            G. Robert Evans
                                            Director

Date:      March 15, 1996              By:  s/b Raymond O. Loen
         -----------------------            -----------------------------------
                                            Raymond O. Loen
                                            Director

Date:      March 15, 1996              By:  s/b Henry C. Montgomery
         -----------------------            -----------------------------------
                                            Henry C. Montgomery
                                            Director

Date:      March 15, 1996              By:  s/b Clyde W. Smith, Jr.
         -----------------------            -----------------------------------
                                            Clyde W. Smith, Jr.
                                            Director

Date:      March 15, 1996              By:  s/b Harold J. Withrow
         -----------------------            -----------------------------------
                                            Harold J. Withrow
                                            Director