Form 10-Q
period 1996-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1996-05-14
CIK 842785

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

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

Yes  X      No_____

                         SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                       PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - March 31, 1996 and December 31, 1995                   3

            Statements of Operations

                - Three month periods ended March 31, 1996 and 1995      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1996 and 1995      5

            Notes to Financial Statements                                6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

                         SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-1, LTD.
                                BALANCE SHEETS



                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               1996                 1995
                                                                                            ----------           ----------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,158       $        1,153
              Nonoperating interests income receivable                                          8,504                1,954
                                                                                       ---------------     ----------------
                   Total Current Assets                                                         9,662                3,107
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,662,199            1,660,375
         Less-Accumulated amortization                                                     (1,351,439)          (1,342,507)
                                                                                       ---------------     ----------------
                                                                                              310,760              317,868
                                                                                       ---------------     ----------------
                                                                                       $      320,422       $      320,975
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $       33,413       $       26,682
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    287,009              294,293
                                                                                       ---------------     ----------------
                                                                                       $      320,422       $      320,975
                                                                                       ===============      ===============
















                See accompanying notes to financial statements.

                         SWIFT ENERGY MANAGED PENSION

                       ASSETS PARTNERSHIP 1988-1, LTD.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    ------------------------
                                                                                        1996             1995
                                                                                 ---------------   ---------------

         REVENUES:
             Income from nonoperating interests                                  $        13,402   $        18,209
             Interest income                                                                   5                 5
                                                                                 ---------------   ---------------
                                                                                          13,407            18,214
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                  8,932            45,118
             General and administrative                                                    4,459             3,643
                                                                                 ---------------   ---------------
                                                                                          13,391            48,761
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $            16   $       (30,547)
                                                                                 ===============   ===============


         LIMITED PARTNERS' NET INCOME (LOSS)
             PER UNIT

         MARCH 31, 1996           $            --
                                     ============
         MARCH 31, 1995           $         (1.63)
                                     ============






                See accompanying note to financial statements.

                         SWIFT ENERGY MANAGED PENSION

                       ASSETS PARTNERSHIP 1988-1, LTD.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                         --------------------------------
                                                                                            1996                 1995
                                                                                      -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $             16        $       (30,547)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                         8,932                 45,118
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (6,550)                (7,307)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                    249
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                         2,398                  7,513
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests
       in oil and gas properties                                                          (1,824)                (5,011)
     Proceeds from sale of nonoperating interests
       in oil and gas properties                                                              --                    732
     Payable related to property capital costs                                             6,731                  4,610
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                         4,907                    331
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                        (7,300)                (7,839)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                      5
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,153                  1,090
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,158        $         1,095
                                                                                 ===============         ==============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $            435        $            --
                                                                                 ===============         ==============




                See accompanying notes to financial statements.

                         SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  GENERAL INFORMATION -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

(4)  RELATED-PARTY TRANSACTIONS -

                  Affiliates of the Special General Partner, as Dealer Manager, received $46,872 for managing and overseeing the offering of the limited partnership units. A one-time management fee of $46,872 was paid to Swift for services performed for the Partnership.

                  Effective September 14, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-1, Ltd. (Operating Partnership), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5)  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

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

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of nonoperating interests in producing oil and gas properties, expending all of the limited partners' net commitments available for acquisitions.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 26 percent in the current quarter of 1996 when compared to the first quarter in 1995. Oil and gas sales declined $6,495 or 19 percent in the first quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas production. A decline of 35 percent in gas production had a significant impact on partnership performance. Current quarter gas and oil prices increased 14 percent or $.21/MCF and 10 percent or $1.46/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 40 percent or $5,953.

      The Partnership recorded an additional provision in amortization in the first quarter of 1995 for $30,233 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                                                       SWIFT ENERGY MANAGED PENSION
                                                                       ASSETS PARTNERSHIP 1988-1, LTD.
                                                                       (Registrant)

                                                            By:        SWIFT ENERGY COMPANY
                                                                       Managing General Partner


Date:     May 1, 1996                                       By:        /s/ John R. Alden
         -----------------------                                       --------------------------------
                                                                       John R. Alden
                                                                       Senior Vice President, Secretary
                                                                       and Principal Financial Officer

Date:     May 1, 1996                                       By:        /s/ Alton D. Heckaman, Jr.
         -----------------------                                       --------------------------------
                                                                       Alton D. Heckaman, Jr.
                                                                       Vice President, Controller
                                                                       and Principal Accounting Officer



                EXHIBIT  INDEX


    27  --  Financial Data Schedule