Form 10-Q
period 1996-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1996-08-14
CIK 842785

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

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

Yes  X      No
    ----       ----

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                 PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                           8

PART II.    OTHER INFORMATION                                                                     10


SIGNATURES                                                                                        11

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
                                 BALANCE SHEETS



                                                                              JUNE 30,          DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,173      $        1,153
     Nonoperating interests income receivable                                       7,450               1,954
                                                                          ---------------      --------------
          Total Current Assets                                                      8,623               3,107
                                                                          ---------------      --------------
Nonoperating interests in oil and gas
     properties, using full cost accounting                                     1,635,198           1,660,375
Less-Accumulated amortization                                                  (1,360,040)         (1,342,507)
                                                                          ---------------      --------------
                                                                                  275,158             317,868
                                                                          ---------------      --------------
                                                                          $       283,781      $      320,975
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs                            $         1,699      $       26,682
                                                                          ---------------      --------------

Partners' Capital                                                                 282,082             294,293
                                                                          ---------------      --------------
                                                                          $       283,781      $      320,975
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                            -------------------------------   ------------------------------
                                                  1996             1995             1996             1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Income from nonoperating interests       $       17,013   $        9,786   $       30,415   $       27,996
   Interest income                                      15               15               20               20
                                            --------------   --------------   --------------   --------------
                                                    17,028            9,801           30,435           28,016
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Amortization                                      8,601           21,341           17,533           66,459
   General and administrative                        5,098            1,981            9,556            5,625
                                            --------------   --------------   --------------   --------------
                                                    13,699           23,322           27,089           72,084
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $        3,329   $      (13,521)  $        3,346   $      (44,068)
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .18   $         (.72)  $          .18   $        (2.35)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                   1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $        3,346         $       (44,068)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                   17,533                  66,459
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable              (5,496)                  1,375
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        --                     (27)
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                            15,383                  23,739
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                    (1,958)                 (5,792)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                      27,135                   1,403
    Payable related to property capital costs                                       (24,983)                 (4,133)
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                               194                  (8,522)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (15,557)                (15,197)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     20                      20
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,153                   1,090
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,173         $         1,110
                                                                             ==============         ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                  $          694         $           374
                                                                             ==============         ===============


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

         USE OF ESTIMATES--

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

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                 The Partnership computes the provision for amortization of oil and gas properties on the units-of- production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

(5)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 74 percent in the current quarter of 1996 when compared to the second quarter in 1995. Oil and gas sales increased $5,340 or 24 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 81 percent or $1.12/MCF and in oil prices of 25 percent or $3.67/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 25 percent and 26 percent, respectively, when compared to second quarter 1995 production volumes, partially offsetting the effect of the increased gas and oil prices.

      Associated amortization expense decreased 11 percent or $1,105.

      The Partnership recorded an additional provision in amortization in the second quarter of 1995 for $11,635 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 9 percent in the current period of 1996 when compared to the first six months in 1995. However, oil and gas sales declined $1,155 or 2 percent in the first six months of 1996 when compared to the corresponding period in 1995, primarily due to decreased gas and oil production. A decline of 31 percent in gas production and 10 percent in oil production had a significant impact on partnership performance. Current period gas and oil prices increased 41 percent or $.60/MCF and 17 percent or $2.39/BBL, respectively, partially offsetting the revenue declines.

     Associated amortization expense decreased 29 percent or $7,058.

     The Partnership recorded an additional provision in amortization in the first six months of 1995 for $41,868 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                            SWIFT ENERGY MANAGED PENSION
                                            ASSETS PARTNERSHIP 1988-1, LTD.
                                            (Registrant)

                                  By:       SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 9, 1996          By:       /s/ John R. Alden
          --------------                    -----------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 9, 1996          By:       /s/ Alton D. Heckaman, Jr.
          --------------                    -----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- -------                           -----------
  27             Financial Data Schedule