Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1996-11-14
CIK 842785

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File number 33-19721-01


                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-1, LTD.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                  76-0261809
        (State or other jurisdiction                  (I.R.S. Employer
             of organization)                         Identification No.)


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

Yes  X      No
    ---        ---

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                           PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995                  3

            Statements of Operations

                - Three month and nine month periods ended
                  September 30, 1996 and 1995                               4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995      5

            Notes to Financial Statements                                   6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        8

PART II.    OTHER INFORMATION                                              10


SIGNATURES                                                                 11

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-1, LTD.
                                 BALANCE SHEETS



                                                  SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                  ------------   ------------
                                                  (Unaudited)
ASSETS:
Current Assets:
     Cash and cash equivalents                   $      5,138   $      1,153
     Nonoperating interests income receivable           8,930          1,954
                                                 ------------   ------------
          Total Current Assets                         14,068          3,107
                                                 ------------   ------------
Nonoperating interests in oil and gas
     properties, using full cost accounting         1,627,741      1,660,375
Less-Accumulated amortization                      (1,372,851)    (1,342,507)
                                                 ------------   ------------
                                                      254,890        317,868
                                                 ------------   ------------
                                                 $    268,958   $    320,975
                                                 ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs   $      1,336   $     26,682
                                                 ------------   ------------

Partners' Capital                                     267,622        294,293
                                                 ------------   ------------
                                                 $    268,958   $    320,975
                                                 ============   ============
















                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)






                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                        --------------------    --------------------
                                          1996        1995        1996        1995
                                        --------    --------    --------    --------
REVENUES:
   Income from nonoperating interests   $ 11,564    $ 12,897    $ 41,980    $ 40,892
   Interest income                            14          16          35          36
                                        --------    --------    --------    --------
                                          11,578      12,913      42,015      40,928
                                        --------    --------    --------    --------

COSTS AND EXPENSES:
   Amortization                           12,811      17,477      30,344      83,936
   General and administrative              4,009       4,808      13,567      10,432
                                        --------    --------    --------    --------
                                          16,820      22,285      43,911      94,368
                                        --------    --------    --------    --------
NET INCOME (LOSS)                       $ (5,242)   $ (9,372)   $ (1,896)   $(53,440)
                                        ========    ========    ========    ========



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                             $   (.28)   $   (.50)   $   (.10)   $  (2.85)
                                        ========    ========    ========    ========

















                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                            1996         1995
                                                                          --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                         $ (1,896)   $(53,440)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                          30,344      83,936
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable     (6,976)     (1,748)
        Increase (decrease) in accounts payable
          and accrued liabilities                                             --           194
                                                                          --------    --------
               Net cash provided by (used in) operating activities          21,472      28,942
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties           (5,495)     (6,299)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                             38,129       1,403
    Payable related to property capital costs                              (25,346)     (1,974)
                                                                          --------    --------
               Net cash provided by (used in) investing activities           7,288      (6,870)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                         (24,775)    (22,036)
                                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,985          36
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,153       1,090
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  5,138    $  1,126
                                                                          ========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                              $    694    $    669
                                                                          ========    ========










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

     USE OF ESTIMATES --

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests decreased 10 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales declined $3,326 or 13 percent in the third quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased oil and gas production. A decline of 46 percent in oil production and 35 percent in gas production had a significant impact on partnership performance. Current quarter gas and oil prices increased 44 percent or $.64/MCF and 28 percent or $3.89/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 16 percent or $1,740.

      The Partnership recorded an additional provision in amortization in the third quarter of 1996 and 1995 for $3,767 and $6,693, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1988-1, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 3 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales declined $4,481 or 5 percent in the first nine months of 1996 over the corresponding period in 1995, primarily due to decreased gas and oil production. A decline of 33 percent in gas production and 22 percent in oil production had a significant impact on partnership performance. Current period gas and oil prices increased 41 percent or $.61/MCF and 19 percent or $2.77/BBL, respectively, partially offsetting the revenue declines.

      Associated amortization expense decreased 25 percent or $8,798.

      The Partnership recorded an additional provision in amortization in the first nine months of 1996 and 1995 for $3,767 and $48,561, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1988-1, LTD.
                                               (Registrant)

                                           By: SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996                    By: /s/ John R. Alden
     ----------------------------              --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996                    By: /s/ Alton D. Heckaman, Jr.
     ----------------------------              --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
