Form 10-K405
period 1996-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1997-03-25
CIK 842785

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____________________ to _____________________


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

                       Documents Incorporated by Reference

Document                                             Incorporated as to

    Registration Statement No. 33-19721                Items 1 and III
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1996

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

ITEM NO.                                    PART I                                               PAGE
   1                       Business                                                               I-1
   2                       Properties                                                             I-5
   3                       Legal Proceedings                                                      I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                                     I-7


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


                                            PART IV

  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                             IV-1


                                            OTHER

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1996, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1996 the Operating Partnership had conveyed to the Registrant a 49% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1996, Swift had 191 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1996, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

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

                                          Net Production
                               -----------------------------------
                                        For the Years Ended
                                            December 31,
                               -----------------------------------
                                1996         1995           1994
                               ------       -------        -------
Net Volumes (Equivalent MCFs)  41,547       62,287         71,749

Average Net Nonoperating
   Interest Price per
   Equivalent MCF              $1.23        $0.76          $1.16

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's nonoperating interests in proved reserves as of December 31, 1996, 1995 and 1994. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                  December 31,
                                    -----------------------------------------------------------------------
                                            1996                      1995                      1994
                                    -------------------       -------------------       -------------------
                                                Natural                   Natural                   Natural
                                      Oil         Gas           Oil         Gas           Oil         Gas
                                    -------    --------       -------    --------       -------    --------
                                    (BBLS)      (MMCF)         (BBLS)     (MMCF)        (BBLS)       (MMCF)
Proved developed
   reserves at end of year            5,240         348        21,243         362        24,191         457
                                    -------       -----       -------       -----       -------       -----
Proved reserves
   Balance at beginning
     of year                         21,946         374        26,362         458        29,247         677

   Extensions, discoveries
     and other additions                 --          --            --          --            --          --

   Revisions of previous
     estimates                         (455)         60        (2,588)        (32)          419        (138)

   Sales of minerals in
     place                          (12,895)        (48)           --          --        (1,093)        (23)

   Production                        (1,168)        (35)       (1,828)        (52)       (2,211)        (58)
                                    -------       -----       -------       -----       -------       -----

   Balance at end of year             7,428         351        21,946         374        26,362         458
                                    -------       -----       -------       -----       -------       -----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


         The following table summarizes by acquisition the Registrant's reserves and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1996:

                                                            Reserves
                                                        December 31, 1996
                                                      ---------------------

                                                                      Natural                  Wells
                                                    Oil                Gas             -----------------------
Acquisition                State(s)                (BBLS)             (MMCF)            Gross            Net
-----------                ---------               ------             -------          ------          -------
Union Drilling             WV                          --               133              122             3.453
Potter                     AR, LA, MS,
                           NM, OK, TX               5,764               156              187             2.622
Mega, Northwind            TX                       1,629                32                7             0.021
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                          35                30                6             0.038
                                                   ------              ----             ----            ------

                                                    7,428               351              322             6.134
                                                   ------              ----             ----            ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1996 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1996 and the date of this report.

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

Holders

         As of December 31, 1996, there were 190 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1995 and 1996, the Partnership distributed a total of $26,200 and $29,500, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1997, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom. The Partnership's Limited Partnership Agreement contains various provisions which might serve to delay, defer or prevent a change in control of the Partnership, such as the requirement of a vote of Limited Partners in order to sell all or substantially all of the Partnership's properties or the requirement of consent by the Managing General Partner to transfers of limited partnership interests.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1996, 1995, 1994, 1993 and 1992, should be read in conjunction with the financial statements included in Item 8:

                                  1996               1995               1994              1993             1992
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $      52,013      $      49,123      $       85,478    $      84,611     $     113,252
Income (Loss)              $       3,034      $     (57,577)     $      (17,007)   $      12,601     $    (198,901)
Total Assets               $     265,780      $     320,975      $      409,790    $     460,508     $     538,403
Cash Distributions         $      32,530      $      29,823      $       60,650    $      89,320     $      92,341


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

Results of Operations

         Income from nonoperating interests increased 6 percent in 1996 over 1995. However, oil and gas sales decreased 6 percent in 1996 vs. 1995. Production volumes decreased 33 percent due to a 33 percent gas production decrease and a 36 percent oil production decline. Increases in both 1996 gas and oil prices were experienced by the Partnership. The Partnership experienced an increase in gas prices of 47 percent or $.69/MCF and an increase in oil prices of 29 percent or $4.09/BBL. The price increases partially offset the effect of decreased oil and gas production impacting partnership performance.

         Associated amortization expense decreased 28 percent in 1996 when compared to 1995.

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

         The Partnership recorded an additional provision in amortization in 1996, 1995 and 1994 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


         During 1997, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1996. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1997, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 17, 1996 regarding the directors and executive officers of Swift.

                                          Position(s) with
         Name            Age          Swift and Other Companies
         ----            ---          -------------------------
                                 DIRECTORS

A. Earl Swift            63      President, Chief Executive Officer and
                                 Chairman of the Board

Virgil N. Swift          68      Executive Vice President - Business
                                 Development, Vice Chairman of the Board

G. Robert Evans          65      Director of Swift; Chairman of the Board,
                                 Material Sciences Corporation;
                                 Director, Consolidated Freightways, Inc.,
                                 Fibreboard  Corporation,   Elco  Industries,
                                 and Old Second Bancorp

Raymond O. Loen          72      Director of Swift; President, R. O. Loen
                                 Company

Henry C. Montgomery      61      Director of Swift; Chairman of the Board,
                                 Montgomery Financial Services Corporation;
                                 Director, Southwall Technology Corporation

Clyde W. Smith, Jr.      48      Director of Swift; President, Somerset
                                 Properties, Inc.

Harold J. Withrow        69      Director of Swift

                                 EXECUTIVE OFFICERS

Terry E. Swift           41      Executive Vice President, Chief
                                 Operating Officer

John R. Alden            51      Senior Vice President - Finance,
                                 Chief Financial Officer and Secretary

Bruce H. Vincent         49      Senior Vice President - Funds Management

James M. Kitterman       52      Senior Vice President - Operations

Alton D. Heckaman, Jr.   39      Vice President - Finance and Controller


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


                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                 PAGE NO.
               Report of Independent Public Accountants               IV-2

               Balance Sheets as of December 31, 1996 and 1995        IV-3

               Statements of Operations for the years ended
                  December 31, 1996, 1995 and 1994                    IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1996, 1995 and 1994                    IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1996, 1995 and 1994                    IV-6

               Notes to Financial Statements                          IV-7

       a(2)    FINANCIAL STATEMENT SCHEDULES

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1996 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1988-1, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., (a Texas limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.






                                              ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1997

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                                               1996                 1995
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        6,134       $        1,153
              Nonoperating interests income receivable                                          9,297                1,954
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        15,431                3,107
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,628,526            1,660,375
         Less-Accumulated amortization                                                     (1,378,177)          (1,342,507)
                                                                                       ---------------     ----------------
                                                                                              250,349              317,868
                                                                                       ---------------     ----------------
                                                                                       $      265,780       $      320,975
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $          983       $       26,682
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    264,797              294,293
                                                                                       ---------------     ----------------
                                                                                       $      265,780       $      320,975
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      1996              1995            1994
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $        51,910  $        49,060   $        85,438
   Interest income                                                          103               63                40
                                                                ---------------  ---------------   ---------------
                                                                         52,013           49,123            85,478
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                                          35,671           93,046            84,760
   General and administrative                                            13,308           13,654            17,725
                                                                ---------------  ---------------   ---------------
                                                                         48,979          106,700           102,485
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $         3,034  $       (57,577)  $       (17,007)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   Limited          General          Combining
                                                   Partners         Partners         Adjustment          Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1993                         $       405,071   $        13,312  $        40,967     $      459,350

Income (Loss)                                         (11,481)            5,494          (11,020)           (17,007)

Cash Distributions                                    (53,500)           (7,150)              --            (60,650)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                                 340,090            11,656           29,947            381,693
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         (51,972)            2,120           (7,725)           (57,577)

Cash Distributions                                    (26,200)           (3,623)              --            (29,823)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                                 261,918            10,153           22,222            294,293
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                           5,964             2,662           (5,592)             3,034

Cash Distributions                                    (29,500)           (3,030)              --            (32,530)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                         $       238,382   $         9,785  $        16,630     $      264,797
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1994                                    $          (.61)
                                              ================
      1995                                    $         (2.77)
                                              ================
      1996                                    $           .32
                                              ================


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       1996             1995              1994
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $         3,034   $       (57,577) $       (17,007)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        35,671            93,046           84,760
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (7,344)            3,067           (2,768)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --              (965)            (193)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                     31,361            37,571           64,792
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                                  (5,862)           (8,626)         (38,095)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                           37,711             1,391            6,861
    Increase (decrease) in payable related to excess costs                               (25,699)             (450)          27,132
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                      6,150            (7,685)          (4,102)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (32,530)          (29,823)         (60,650)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       4,981                63               40
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,153             1,090            1,050
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $         6,134   $         1,153  $         1,090
                                                                                 ===============   ===============  ===============


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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1989, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1990, the continuing costs and revenues were shared 85 percent by the limited partners, and 15 percent by the general partners. During 1990, the cash distribution rate fell below 17.5 percent and thus, beginning in 1991, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout had not occurred as of December 31, 1996.

(2) Significant Accounting Policies -

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

Statements of Cash Flows --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective September 14, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement (NP/OR Agreement) with Swift Energy Income Partners 1988-1, Ltd. (Operating Partnership), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1996, 1995 and 1994, the Partnership acquired nonoperating interests in producing oil and gas properties for $5,862, $8,626 and $38,095, respectively.

         During 1996, 1995 and 1994, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $3,767, $48,561 and $36,457, respectively. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995 and 1994 resulting in valuation allowances of $43,227 and $28,827, respectively. These amounts are included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's valuation allowances. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $46,872 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $46,872 was paid Swift in 1988 for services performed for the Partnership. During 1996, 1995 and 1994 the Partnership paid Swift $4,164, $4,911 and $7,888, respectively, as general and administrative overhead allowances.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1996, 1995 and 1994 was $49,590, $21,423 and $36,113, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

           SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD

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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1988-1, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 17, 1997           By:      s/b A. Earl Swift
           --------------                    ----------------------------------
                                             A. Earl Swift
                                             President

Date:      March 17, 1997           By:      s/b John R. Alden
           --------------                    ----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 17, 1997           By:      s/b Alton D. Heckaman, Jr.
           --------------                    ----------------------------------
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

                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1988-1, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 17, 1997           By:      s/b A. Earl Swift
           --------------                    ----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      March 17, 1997           By:      s/b Virgil N. Swift
           --------------                    ----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

           SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD



Date:      March 17, 1997           By:      s/b G. Robert Evans
           --------------                    ----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 17, 1997           By:      s/b Raymond O. Loen
           --------------                    ----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 17, 1997           By:      s/b Henry C. Montgomery
           --------------                    ----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 17, 1997           By:      s/b Clyde W. Smith, Jr.
           --------------                    ----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 17, 1997           By:      s/b Harold J. Withrow
           --------------                    ----------------------------------
                                             Harold J. Withrow
                                             Director