Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1997-08-12
CIK 842785

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                  PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            8

PART II.    OTHER INFORMATION                                                                      10


SIGNATURES                                                                                         11

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                                 BALANCE SHEETS


                                                                                           June 30,           December 31,
                                                                                             1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       82,627       $        6,134
              Nonoperating interests income receivable                                          5,497                9,297
                                                                                       --------------       --------------
                   Total Current Assets                                                        88,124               15,431
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,566,221            1,628,526
         Less-Accumulated amortization                                                     (1,393,902)          (1,378,177)
                                                                                       --------------       --------------
                                                                                              172,319              250,349
                                                                                       --------------       --------------
                                                                                       $      260,443       $      265,780
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        1,293       $          983
                                                                                       --------------       --------------

         Partners' Capital                                                                    259,150              264,797
                                                                                       --------------       --------------
                                                                                       $      260,443       $      265,780
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996              1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        10,051   $        17,013  $        37,033   $        30,415
   Interest income                                        680                15              697                20
                                              ---------------   ---------------  ---------------   ---------------
                                                       10,731            17,028           37,730            30,435
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                         5,982             8,601           15,725            17,533
   General and administrative                           3,878             5,098            7,940             9,556
                                              ---------------   ---------------  ---------------   ---------------
                                                        9,860            13,699           23,665            27,089
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $           871   $         3,329  $        14,065   $         3,346
                                              ==============    ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .05   $           .18  $           .75   $           .18
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------------
                                                                                    1997                      1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       14,065          $         3,346
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      15,725                   17,533
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  3,800                   (5,496)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                               33,590                   15,383
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                   (1,958)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                         62,305                   27,135
    Increase (decrease) in payable related to excess costs                                 310                  (24,983)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                               62,615                      194
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (19,712)                 (15,557)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    76,493                       20
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         6,134                    1,153
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       82,627          $         1,173
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $           694
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 41 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $13,060 or 47 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil and gas production. A decline of 66 percent in oil production and 19 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 25 percent or $.62/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 30 percent or $2,619.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 22 percent in the current period when compared to the corresponding period in 1996. However oil and gas sales decreased $3,031 or 6 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 64 percent in oil production and 12 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 28 percent or $.57/MCF partially offset the production declines.

      Associated amortization expense declined 10 percent or $17,533.

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


                                            SWIFT ENERGY MANAGED PENSION
                                            ASSETS PARTNERSHIP 1988-1, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer