Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1997-11-13
CIK 842785

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    8

PART II.    OTHER INFORMATION                                                        10


SIGNATURES                                                                           11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       77,604       $        6,134
              Nonoperating interests income receivable                                          6,805                9,297
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        84,409               15,431
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,566,512            1,628,526
         Less-Accumulated amortization                                                     (1,398,184)          (1,378,177)
                                                                                       ---------------     ----------------
                                                                                              168,328              250,349
                                                                                       ---------------     ----------------
                                                                                       $      252,737       $      265,780
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        1,327       $          983
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    251,410              264,797
                                                                                       ---------------     ----------------
                                                                                       $      252,737       $      265,780
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996              1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $         9,536   $        11,564  $        46,569   $        41,980
   Interest income                                      1,050                14            1,747                35
                                              ---------------   ---------------  ---------------   ---------------
                                                       10,586            11,578           48,316            42,015
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                         4,282            12,811           20,007            30,344
   General and administrative                           3,980             4,009           11,921            13,567
                                              ---------------   ---------------  ---------------   ---------------
                                                        8,262            16,820           31,928            43,911
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         2,324   $        (5,242) $        16,388   $        (1,896)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .12   $          (.28) $           .87   $          (.10)
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                               -----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       16,388          $        (1,896)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      20,007                   30,344
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  2,492                   (6,976)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      38,887                   21,472
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                         (124)                  (5,495)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                         62,138                   38,129
    (Increase) decrease in payable related to excess costs                                 344                  (25,346)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      62,358                    7,288
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (29,775)                 (24,775)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    71,470                    3,985
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         6,134                    1,153
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       77,604          $         5,138
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           694
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 18 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $9,770 or 43 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas production. A decline of 40 percent in gas production had a significant impact on partnership performance.

      Associated amortization expense decreased 53 percent or $4,762.

      The Partnership recorded an additional provision in amortization in the third quarter of 1996 for $3,767 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased 11 percent in the current period of 1997 when compared to the corresponding period in 1996. However, oil and gas sales decreased $12,801 or 16 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 21 percent in gas production and 72 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 21 percent or $.44/MCF partially offset the production declines.

      Associated amortization expense declined 25 percent or 6,570.

      The Partnership recorded an additional provision in amortization in the first nine months of 1996 for $3,767 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1988-1, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:  November 4, 1997         By:        /s/ John R. Alden
       ----------------                    ------------------------------------
                                           John R. Alden
                        Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:  November 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
       ----------------                    ------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                        and Principal Accounting Officer