Form 10-Q
period 1998-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1998-11-17
CIK 842785

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ______________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                            PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997       4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                       5

            Notes to Financial Statements                                                    6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                               11


SIGNATURES                                                                                  12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       56,505       $       81,738
              Nonoperating interests income receivable                                          6,393                7,103
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         62,898               88,841
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,562,669            1,561,711
         Less-Accumulated amortization                                                     (1,425,001)          (1,402,381)
                                                                                       ---------------     ----------------
                                                                                              137,668              159,330
                                                                                       ---------------     ----------------
                                                                                       $      200,566       $      248,171
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        1,577       $        1,216
                                                                                       ---------------     ----------------

         Limited Partners' Capital (18,748.76 Limited Partnership Units;
                                   $100 per unit)                                             195,223              240,024
         General Partners' Capital                                                              3,766                6,931
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     198,989              246,955
                                                                                       ---------------     ----------------
                                                                                       $      200,566       $      248,171
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ----------------  ---------------  ---------------    --------------
REVENUES:
   Income from nonoperating interests         $         4,650   $         9,536  $        14,017   $        46,569
   Interest income                                        767             1,050            2,683             1,747
                                              ---------------   ---------------  ---------------   ---------------
                                                        5,417            10,586           16,700            48,316
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        15,407             4,282           22,620            20,007
   General and administrative                           2,715             3,980           10,956            11,921
                                              ---------------   ---------------  ---------------   ---------------
                                                       18,122             8,262           33,576            31,928
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (12,705)  $         2,324  $       (16,876)  $        16,388
                                              ===============   ===============  ===============   ================



Limited Partners' net income (loss)
   per unit                                   $          (.68)  $           .12  $          (.90)  $           .87
                                              ===============   ===============  ===============   ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1998                      1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      (16,876)         $        16,388
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      22,620                   20,007
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                    710                    2,492
        Increase (decrease) in accounts payable                                            361                      344
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                       6,815                   39,231
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                         (958)                    (124)
    Proceeds from sale of nonoperating interests in oil and gas properties                  --                   62,138
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                        (958)                  62,014
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (31,090)                 (29,775)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (25,233)                  71,470
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        81,738                    6,134
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       56,505          $        77,604
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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $6,815 and $39,231 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $31,090 and $29,775 for the nine months ended September 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1998 (current quarter) when compared to the quarter ended September 30, 1997 (corresponding quarter), and for the nine months ended September 30, 1998 (current period), when compared to the nine months ended September 30, 1997 (corresponding period).

Three Months Ended September 30, 1998 and 1997

      Income from nonoperating interests decreased 51 percent in the third quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $5,919 or 45 percent in the third quarter of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas prices. A decline in gas prices of 20 percent or $.42/MCF had a significant impact on partnership performance. Also, current quarter gas production declined 23 percent when compared to the same quarter in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the third quarter of 1998 increased 260 percent or $11,125 when compared to the third quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 22 percent or $950 in the third quarter of 1997 when compared to the third quarter of 1997, relating to the decrease in gas production volumes.

      The Partnership recorded an additional provision in amortization for the third quarter in 1998 of $12,075 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties resulting in a full cost ceiling impairment.

Nine Months Ended September 30, 1998 and 1997

      Income from nonoperating interests decreased 70 percent in the first nine months of 1998 when compared to the same period in 1997. Oil and gas sales declined $41,885 or 64 percent in the first nine months of 1998 compared to the corresponding period in 1997, primarily due to decreased gas prices. A decline in gas prices of 34 percent or $.86/MCF had a significant impact on partnership performance. Also, current period gas production declined 44 percent when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

      Total amortization expense for the first nine months of 1998 increased 13 percent or $2,613 when compared to the first nine months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 47 percent or $9,462 in the first nine months of 1998 when compared to the first nine months of 1997, relating to the decrease in gas production volumes.

      The Partnership recorded an additional provision in amortization for the first nine months in 1998 of $12,075 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties resulting in a full cost ceiling impairment.

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


                                      SWIFT ENERGY MANAGED PENSION
                                      ASSETS PARTNERSHIP 1988-1, LTD.
                                      (Registrant)

                           By:        SWIFT ENERGY COMPANY
                                      Managing General Partner


Date:  November 4, 1998    By:        /s/ John R. Alden
       ----------------               -----------------------------------------
                                      John R. Alden
                                      Senior Vice President, Secretary
                                      and Principal Financial Officer

Date:  November 4, 1998    By:        /s/ Alton D. Heckaman, Jr.
       ----------------               -----------------------------------------
                                      Alton D. Heckaman, Jr.
                                      Vice President, Controller
                                      and Principal Accounting Officer