Form 10-Q
period 1999-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 1999-05-10
CIK 842785

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                 3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              10

PART II.    OTHER INFORMATION                                         12


SIGNATURES                                                            13

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       59,347       $       57,769
              Nonoperating interests income receivable                                          8,754                4,163
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         68,101               61,932
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        1,551,818            1,562,298
         Less-Accumulated amortization                                                     (1,451,262)          (1,448,996)
                                                                                       ---------------      ---------------
                                                                                              100,556              113,302
                                                                                       ---------------      ---------------
                                                                                       $      168,657       $      175,234
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        1,652       $          880
                                                                                       ---------------      ---------------

         Limited Partners' Capital (18,748.76 Limited Partnership Units;
                                   $100 per unit)                                             164,226              171,042
         General Partners' Capital                                                              2,779                3,312
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     167,005              174,354
                                                                                       ---------------      ---------------
                                                                                       $      168,657       $      175,234
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1999               1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $         2,936   $         4,792
             Interest income                                                                 697             1,022
                                                                                 ---------------   ---------------
                                                                                           3,633             5,814
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                  2,266             3,792
             General and administrative                                                    3,562             5,046
                                                                                 ---------------   ---------------
                                                                                           5,828             8,838
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (2,195)  $        (3,024)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.11)
                                                 ============
         March 31, 1998                       $          (.16)
                                                 ============


                 See accompanying note to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                ---------------------------------------
                                                                                       1999                  1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (2,195)       $        (3,024)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                         2,266                  3,792
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   (4,591)                 4,088
        Increase (decrease) in accounts payable                                              772                  1,328
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                        (3,748)                 6,184
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                           284                   (728)
     Proceeds from sale of nonoperating interests in oil and gas properties               10,196                     --
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        10,480                   (728)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                        (5,154)               (12,471)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,578                 (7,015)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          57,769                 81,738
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         59,347        $        74,723
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(3,748) and $6,184 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $10,196 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $5,154 and $12,471 for the three months ended March 31, 1999 and 1998, respectively.

      Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 39 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $3,000 or 38 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production from the partnership's mature wells. Current quarter gas and oil production declined 32 percent and 35 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices held steady at an average $1.50/MCF, however, oil prices declined 21 percent or $3.11 to an average $12.06/BBL for the quarter contributing to the decreased revenues.

      Corresponding production costs per equivalent MCF decreased 7 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 37 percent.

      Total amortization expense decreased 40 percent or $1,526 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision at March 31, 1999 in the amount of $6,843. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1999          By:        /s/ John R. Alden
          -----------                     --------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     May 5, 1999          By:        /s/ Alton D. Heckaman, Jr.
          -----------                     --------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer