Form 10-K
period 1999-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1 LTD
filed 2000-03-29
CIK 842785

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from              to
                                              -------------     -----------


                         Commission File number 0-17715

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.
                    Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

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

                       Documents Incorporated by Reference

Document                                                 Incorporated as to

    Registration Statement No. 33-19721                   Items 1 and III
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 49% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1.  The  Ulrich   Field  is  in  Harris   County,   Texas  (North  Wind
acquisition). This field represents 34% of the Partnership's value.

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

                                             Net Production
                                   -----------------------------------
                                           For the Years Ended
                                               December 31,
                                   -----------------------------------
                                    1999          1998           1997
                                   ------        ------         ------
Net Volumes (Equivalent MCFs)       9,096        17,142         29,219

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                   $1.30         $1.00          $1.90

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                            December 31,
                                    ------------------------------------------------------------------
                                           1999                    1998                    1997
                                    -------------------     -------------------     ------------------
                                                Natural                 Natural                 Natural
                                      Oil         Gas         Oil         Gas         Oil        Gas
                                    -------     -------     -------     -------     -------     ------
                                     (BBLS)     (MMCF)      (BBLS)       (MMCF)     (BBLS)      (MMCF)
Proved developed
   reserves at end of year            2,058         119       2,409         158       2,647        188
                                    =======     =======     =======     =======     =======     ======
Proved reserves
   Balance at beginning
     of year                          2,409         159       2,646         190       7,428        351

   Extensions, discoveries
     and other additions                 --          --          --          --          --         --

   Revisions of previous
     estimates                          (82)         (5)        (82)        (12)        151         10

   Sales of minerals in
     place                             (146)        (27)        (19)         (2)     (4,583)      (144)

   Production                          (123)         (8)       (136)        (17)       (350)       (27)
                                    -------     -------     -------     -------     -------     ------

   Balance at end of year             2,058         119       2,409         159       2,646        190
                                    =======     =======     =======     =======     =======     ======


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                Reserves
                                            December 31, 1999
                                          ---------------------
                                                     Natural             Wells
                                            Oil        Gas          -----------------
Acquisition                 State(s)      (BBLS)     (MMCF)         Gross       Net
----------                 ----------     ------     -------        -----     -------
Potter                     AR, LA, MS,
                           NM, OK, TX        450          70          187       2.622
Mega, Northwind            TX              1,572          26            7       0.021
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                 36          23            6       0.038
                                          ------     -------        -----     -------
                                           2,058         119          200       2.681
                                          ======     =======        =====     =======


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 185 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $33,300 and $16,400, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                              1999            1998            1997            1996            1995
                           ----------      ----------      ----------      ----------      -----------
Revenues                   $   14,546      $   21,807      $   61,672      $   52,013      $   49,123
Income (Loss)              $     (255)     $  (35,710)     $   21,900      $    3,034      $  (57,577)
Total Assets               $  157,700      $  175,234      $  248,171      $  265,780      $  320,975
Cash Distributions         $   16,854      $   36,891      $   39,742      $   32,530      $   29,823
Long Term Obligations      $       --      $       --      $       --      $       --      $       --
Limited Partners' Net
  Income (Loss) Per Unit   $      .23      $    (1.27)     $     1.10      $      .32      $    (2.77)
Limited Partners' Cash
  Distributions Per Unit   $      .88      $     1.78      $     1.80      $     1.57      $     1.40


Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $9,287, $13,509 and $48,531 in 1999, 1998 and 1997, respectively. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $11,010 and $67,678 in 1999 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $317, $587 and $863, respectively. Cash distributions to partners totaled $16,854, $36,891 and $39,742 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by the Partnership's production declines and low oil and gas prices received during the first part of this year.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


Results of Operations

         Income from nonoperating interests decreased 37 percent in 1999 over 1998. Oil and gas sales declined $11,489 or 38 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 47 percent as oil and gas production declined 10 percent and 49 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells and the Partnership's property sales. Oil prices increased 52 percent or $6.29/BBL to an average of $18.50/BBL and gas prices increased 20 percent or $0.33/MCF to an average of $2.00/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 14 percent in 1999 compared to 1998, and total production costs decreased 39 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 86 percent or $40,108 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 53 percent or $7,384 in 1999 compared to 1998, related to the decline in production volumes.

         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision in the first quarter of 1999 in the amount of $6,843. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date for the first quarter, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

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

         During 2000, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.


         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.


Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.


Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                    Position(s) with
         Name               Age                Swift and Other Companies
         ----               ---             -------------------------------
                                    DIRECTORS
                                    ---------

A. Earl Swift               66              Chief Executive Officer and
                                            Chairman of the Board

Virgil N. Swift             71              Executive Vice President - Business
                                            Development, Vice Chairman of the Board

G. Robert Evans             68              Director of Swift; Chairman of the Board,
                                            Material Sciences Corporation;
                                            Director, Consolidated Freightways, Inc.,
                                            Fibreboard Corporation, Elco Industries, and
                                            Old Second Bancorp

Raymond O. Loen             75              Director of Swift; President, R. O. Loen
                                            Company

Henry C. Montgomery         64              Director of Swift; Chairman of the Board,
                                            Montgomery Financial Services Corporation;
                                            Director, Southwall Technology Corporation

Clyde W. Smith, Jr.         51              Director of Swift; President, Somerset
                                            Properties, Inc.

Harold J. Withrow           72              Director of Swift

                                    EXECUTIVE OFFICERS
                                    ------------------

Terry E. Swift              44              President

Joe A. D'Amico              51              Chief Operating Officer

John R. Alden               54              Senior Vice President - Finance,
                                            Chief Financial Officer and Secretary

Bruce H. Vincent            52              Senior Vice President - Funds Management

James M. Kitterman          55              Senior Vice President - Operations

Alton D. Heckaman, Jr.      42              Vice President - Finance and Controller


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

                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                 PAGE NO.
               --------------------                                                 --------
               Report of Independent Public Accountants                             IV-2

               Balance Sheets as of December 31, 1999 and 1998                      IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                  IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                  IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                  IV-6

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1988-1, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1988-1, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                   ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                       1999             1998
                                                                   ------------     -------------
           ASSETS:
           Current Assets:
                Cash and cash equivalents                          $     60,895     $      57,769
                Nonoperating interests income receivable                    703             4,163
                                                                   ------------     -------------
                     Total Current Assets                               61,598             61,932
                                                                   ------------     -------------

           Nonoperating interests in oil and gas
                properties, using full cost accounting                1,551,605         1,562,298
           Less-Accumulated amortization                             (1,455,503)       (1,448,996)
                                                                   ------------     -------------
                                                                         96,102           113,302
                                                                   ------------     -------------
                                                                   $    157,700     $     175,234
                                                                   ============     =============


           LIABILITIES AND PARTNERS' CAPITAL:

           Current Liabilities:
                Accounts Payable                                   $        455     $         880
                                                                   ------------     -------------


           Limited Partners' Capital (18,749 Limited Partnership
                                        Units; 100 per unit)            154,520           171,042
           General Partners' Capital                                      2,725             3,312
                                                                   ------------     -------------
                     Total Partners' Capital                            157,245           174,354
                                                                   ------------     -------------
                                                                   $    157,700     $     175,234
                                                                   ============     =============




                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999           1998           1997
                                                    ----------     ----------     ----------
       REVENUES:
            Income from nonoperating interests      $   11,535     $   18,416     $   58,927
            Interest income                              3,011          3,391          2,745
                                                    ----------     ----------     ----------
                                                        14,546         21,807         61,672
                                                    ----------     ----------     ----------

       COSTS AND EXPENSES:
            Amortization -
                 Normal                                  6,507         13,891         24,204
                 Additional                                 --         32,724             --
            General and administrative                   8,294         10,902         15,568
                                                    ----------     ----------     ----------
                                                        14,801         57,517         39,772
                                                    ----------      ----------    ----------
       NET INCOME (LOSS)                            $     (255)    $  (35,710)    $   21,900
                                                    ==========     ==========     ==========









                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   Limited           General         Combining
                                                   Partners          Partners        Adjustment         Total
                                                -------------    --------------    ------------    -------------
      Balance,
           December 31, 1996                    $     238,382    $        9,785    $     16,630    $     264,797

      Income (Loss)                                    20,583             3,088          (1,771)          21,900

      Cash Distributions                              (33,800)           (5,942)             --          (39,742)
                                                -------------    --------------    ------------    -------------

      Balance,
           December 31, 1997                          225,165             6,931          14,859          246,955
                                                -------------    --------------    ------------    -------------

      Income (Loss)                                   (23,795)              (28)        (11,887)         (35,710)

      Cash Distributions                              (33,300)           (3,591)             --          (36,891)
                                                -------------    --------------    ------------    -------------

      Balance,
           December 31, 1998                          168,070             3,312           2,972          174,354
                                                -------------    --------------    ------------    -------------

      Income (Loss)                                    (4,406)             (133)          4,284             (255)

      Cash Distributions                              (16,400)             (454)             --          (16,854)
                                                -------------    --------------    ------------    -------------

      Balance,
           December 31, 1999                    $     147,264    $        2,725    $      7,256    $     157,245
                                                =============    ==============    ============    =============


      Limited Partners' net income (loss)
           per unit

           1997                                 $        1.10
                                                =============

           1998                                 $       (1.27)
                                                =============

           1999                                 $       (0.23)
                                                =============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-1, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    1999          1998          1997
                                                                                 ---------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $    (255)   $  (35,710)    $  21,900
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                               6,507        46,615        24,204
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable       3,460         2,940         2,194
               Increase (decrease) in accounts payable                                (425)         (336)          233
                                                                                 ---------    ----------    ----------
          Net cash provided by (used in) operating activities                        9,287        13,509        48,531
                                                                                 ---------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                    (317)         (587)         (863)
     Proceeds from sales of nonoperating interests in oil and gas properties        11,010            --        67,678
                                                                                 ---------    ----------    ----------
          Net cash provided by (used in) investing activities                       10,693          (587)       66,815
                                                                                 ---------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                (16,854)      (36,891)      (39,742)
                                                                                 ---------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 3,126       (23,969)       75,604
                                                                                 ---------    ----------    ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      57,769        81,738         6,134
                                                                                 ---------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $  60,895    $   57,769    $   81,738
                                                                                 =========    ==========    ==========






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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1989, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1990, the continuing costs and revenues were shared 85 percent by the limited partners, and 15 percent by the general partners. During 1990, the cash distribution rate fell below 17.5 percent and thus, beginning in 1991, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective September 14, 1988, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1988-1, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $317, $587 and $863, respectively.

         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $32,724. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1999 and 1998, resulting in a valuation allowance of $4,466 and $21,902, respectively. This amount is included in the income (loss) attributable to the limited partners shown in the statements of partners' capital together with a "combining adjustment" for the differences between the limited partners' valuation allowances and the Partnership's full cost write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $46,872 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $46,872 was paid Swift in 1988 for services performed for the Partnership. During 1998 and 1997, the Partnership paid Swift $4,476 and $7,177, respectively, as general and administrative overhead allowances.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $2,833, $5,127 and $(3,509), respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1988-1, LTD.
                                          (Registrant)

                                 By:      SWIFT ENERGY COMPANY
                                           General Partner

Date:      March 10, 2000        By:      s/b A. Earl Swift
         -----------------                -------------------------------
                                          A. Earl Swift
                                          Chief Executive Officer

Date:      March 10, 2000        By:      s/b John R. Alden
         -----------------                -------------------------------
                                          John R. Alden
                                          Principal Financial Officer

Date:      March 10, 2000        By:      s/b Alton D. Heckaman, Jr.
         -----------------                -------------------------------
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

                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1988-1, LTD.
                                          (Registrant)

                                 By:      SWIFT ENERGY COMPANY
                                           General Partner

Date:      March 10, 2000        By:      s/b A. Earl Swift
         -----------------                -------------------------------
                                          A. Earl Swift
                                          Director and Principal
                                          Executive Officer

Date:      March 10, 2000        By:      s/b Virgil N. Swift
         -----------------                -------------------------------
                                          Virgil N. Swift
                                          Director and Executive
                                          Vice President - Business
                                          Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1988-1, LTD.

                                   SIGNATURES



Date:      March 10, 2000        By:      s/b G. Robert Evans
         -----------------                -------------------------------
                                          G. Robert Evans
                                          Director

Date:      March 10, 2000        By:      s/b Raymond O. Loen
         -----------------                -------------------------------
                                          Raymond O. Loen
                                          Director

Date:      March 10, 2000        By:      s/b Henry C. Montgomery
         -----------------                -------------------------------
                                          Henry C. Montgomery
                                          Director

Date:      March 10, 2000        By:      s/b Clyde W. Smith, Jr.
         -----------------                -------------------------------
                                          Clyde W. Smith, Jr.
                                          Director

Date:      March 10, 2000        By:      s/b Harold J. Withrow
         -----------------                -------------------------------
                                          Harold J. Withrow
                                          Director